Form 10QSB
period 2005-12-31
Jackray CORP
filed 2006-02-08
CIK 1342138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended: December 31, 2005       Commission File Number 000-51586
                      -----------------                             ----------


                               JACKRAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             COLORADO                                       68-0517011
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)



        16200 WCR 18E, Loveland, Colorado                       80537
     ----------------------------------------                 ----------
     (Address of principal executive offices)                 (Zip code)


                                 (970) 635-0346
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes  [ X ]         No

Number of shares of common stock outstanding as of February 3, 2006:
                                                                1,050,000 shares
                                                                ----------------
Transitional Small Business Format:    Yes     No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rile 12b-2 of the Exchange Act):       Yes  [ X ]     No

                               JACKRAY CORPORATION
                          (A Development Stage Company)
                                Table of Contents

                                                                            Page
                                                                            ----

Part I
     Item 1.  Financial Statements ........................................   3
     Item 2.  Management's Discussion and Analysis or Plan of Operation ...   9
     Item 3.  Controls and Procedures .....................................  10

Part II
     Item 1.  Legal Proceedings ...........................................  10
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..  10
     Item 3.  Defaults Upon Senior Securities .............................  11
     Item 4.  Submission of Matters to a Vote of Security Holders .........  11
     Item 5.  Other Information ...........................................  11
     Item 6.  Exhibits ....................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               JACKRAY CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                December 31, 2005

                                     Assets

Cash ..........................................................   $ 4,800
                                                                  =======


                      Liabilities and Shareholders' Equity

Liabilities:
    Accrued liabilities .......................................       500
                                                                  -------
             Total liabilities ................................       500
                                                                  -------

Shareholders' equity (Notes 1 and 2):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................      --
    Common stock, no par value; 20,000,000 shares authorized,
       1,000,000 shares issued and outstanding ................     8,300
    Additional paid-in capital ................................       500
    Deficit accumulated during development stage ..............    (4,500)
                                                                  -------
             Total shareholder's equity .......................     4,300
                                                                  -------

             Total liabilities and shareholder's equity .......   $ 4,800
                                                                  =======

       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                              September 1,
                                                 For The         2005
                                               Three Months   (Inception)
                                                  Ended         Through
                                               December 31,   December 31,
                                                  2005            2005
                                               -----------    -----------
Operating expenses:
    Professional fees ......................   $     1,225    $     3,225
    Organizational costs (Note 2) ..........          --              800
    Contributed rent, related party (Note 2)           300            400
    Other ..................................            75             75
                                               -----------    -----------
                    Total operating expenses         1,600          4,500
                                               -----------    -----------

                    Loss before income taxes        (1,600)        (4,500)

Income tax provision (Note 4) ..............          --             --
                                               -----------    -----------

                    Net loss ...............   $    (1,600)   $    (4,500)
                                               ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)
                                               ===========

Basic and diluted weighted average
    common shares outstanding ..............     1,040,000
                                               ===========

       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                  Preferred Stock      Common Stock        Additional      During
                                                  ----------------  ---------------------   Paid-in      Development
                                                  Shares   Amount     Shares     Amount     Capital        Stage          Total
                                                  ------   ------   ----------   --------   ----------   ----------    ----------
Balance at October 1, 2005 ....................     --     $ --      1,000,000   $  6,800   $      200   $   (2,900)   $    4,100

October 2005, common shares sold in
    private placement offering ($.03 per share)
    (Note 3) ..................................     --       --         50,000      1,500         --           --           1,500
Office space contributed by an officer (Note 2)     --       --           --         --            300         --             300
Net loss, period ended December 31, 2005 ......     --       --           --         --           --         (1,600)       (1,600)
                                                  ------   ------   ----------   --------   ----------   ----------    ----------

Balance at December 31, 2005 ..................     --     $ --      1,050,000   $  8,300   $      500   $   (4,500)   $    4,300
                                                  ======   ======   ==========   ========   ==========   ==========    ==========

       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                             September 1,
                                                                                 For The        2005
                                                                              Three Months   (Inception)
                                                                                 Ended        Through
                                                                              December 31,  December 31,
                                                                                  2005          2005
                                                                               ----------    ----------
Cash flows from operating activities:
    Net loss ................................................................   $   (1,600)   $   (2,900)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Common stock issued for organizational costs (Note 2) .............         --             800
          Contributed rent (Note 2) .........................................          300           100
          Changes in operating assets and liabilities:
             Accrued liabilities ............................................       (1,500)        2,000
                                                                                ----------    ----------
                      Net cash used in
                         operating activities ...............................       (2,800)         --
                                                                                ----------    ----------

Cash flows from financing activities:
    Proceeds from common stock sales (Note 3) ...............................        1,500         6,000
                                                                                ----------    ----------
                      Net cash provided by
                         financing activities ...............................        1,500         6,000
                                                                                ----------    ----------

                         Net change in cash .................................       (1,300)        6,000

Cash, beginning of period ...................................................        6,100           100
                                                                                ----------    ----------

Cash, end of period .........................................................   $    4,800    $    6,100
                                                                                ==========    ==========

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Income taxes .........................................................   $     --      $     --
                                                                                ==========    ==========
       Interest .............................................................   $     --      $     --
                                                                                ==========    ==========

       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)

               Notes to Condensed, Unaudited Financial Statements


Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the period ended September 30, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2005, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Office Space

The Company's president and sole director contributed office space to the Company for the period presented in the accompanying condensed financial statements. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "Contributed rent, related party" with a corresponding credit to "Additional paid-in capital".

Common Stock

On September 1, 2005, the Company issued each of its two officers 400,000 shares of its no par common stock as payment for $800 in fees and expenses incurred as part of organizing the Company.

Note 3:  Shareholders' Equity

During the period from September to November 2005, the Company offered for sale 500,000 shares at of its common stock at a price of $0.03 per share. As of December 31, 2005, the Company had sold 250,000 shares for proceeds of $7,500. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

                               JACKRAY CORPORATION
                          (A Development Stage Company)

               Notes to Condensed, Unaudited Financial Statements


Note 4:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Management's Discussion and Analysis or Plan of Operation
--------          ---------------------------------------------------------

Forward-looking statements
--------------------------

The following discussion should be read in conjunction with the financial statements of Jackray Corporation (the "Company"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management's current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Plan of Operation
-----------------

The Company intends to seek out, investigate, and pursue a merger, acquisition, or other business combination with an operating entity. There have been no revenues from operations since inception, and none are anticipated prior to completing a business combination.

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten hours per month, without compensation, to the affairs of the Company. The Company is currently operating on working capital acquired through the sale of its common stock. Should the Company not complete a business combination within the next three to six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

The Company has no plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources, it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.


Part I.  Item 3.  Controls and Procedures
-------           -----------------------


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Part 2.   Other Information

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          During the period from September to November 2005, the Company offered for sale 500,000 shares at of its common stock at a price of $0.03 per share. As of December 31, 2005, the Company had sold 250,000 shares for proceeds of $7,500. The offering was made in reliance on an exemption from registration of a trade in the United States under
          Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

Item 3 -  Defaults Upon Senior Securities.

          No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               31.1:    Certification of Principal Executive and Financial
                        Officer
               32.1:    Section 1350 Certification

(b) Reports on Form 8-K:

               None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   JACKRAY CORPORATION
                                                       (Registrant)


DATE:    February 3, 2006                          BY:  /s/ James B. Wiegand
         ----------------                               ---------------------
                                                         James B. Wiegand
                                                         President