Form 10QSB
period 2006-03-31
Jackray CORP
filed 2006-04-18
CIK 1342138

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended: March 31, 2006       Commission File Number 000-51586
                      --------------                              ---------



                               JACKRAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  COLORADO                             68-0517011
      -------------------------------               ----------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)




                   16200 WCR 18E,
                 Loveland,  Colorado                            80537
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip code)


                                 (970) 635-0346
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



             (Former name, former address and former fiscal year, if
                           changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes    [X]      No []

Number of shares of common stock
outstanding as of April 14, 2006
:                                                      1,050,000 shares
                                                       ----------------

Transitional Small Business Format:                    Yes    []      No [X]

Indicate by check mark whether the
registrant is a shell company (as
defined in Rile 12b-2 of the Exchange Act):            Yes    [X]      No []

                               JACKRAY CORPORATION
                          (A Development Stage Company)
                                Table of Contents

                                                                            Page
                                                                            ----
Part I
     Item 1.  Financial Statements ......................................     3
     Item 2.  Management's Discussion and Analysis or Plan of Operation .     8
     Item 3.  Controls and Procedures ...................................     9

Part II
     Item 1.  Legal Proceedings .........................................     9
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     9
     Item 3.  Defaults Upon Senior Securities ...........................    10
     Item 4.  Submission of Matters to a Vote of Security Holders .......    10
     Item 5.  Other Information .........................................    10
     Item 6.  Exhibits ..................................................    10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               JACKRAY CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                  March 31, 2006


                                     Assets
Cash ..........................................................   $ 4,125
                                                                  =======


                      Liabilities and Shareholders' Equity
Liabilities:
    $ccrued liabilities .......................................       500
                                                                  -------
             Total liabilities ................................       500
                                                                  -------

Shareholders' equity (Notes 1 and 2):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................      --
    Common stock, no par value; 20,000,000 shares authorized,
       1,000,000 shares issued and outstanding ................     8,300
    Additional paid-in capital ................................       800
    Deficit accumulated during development stage ..............    (5,475)
                                                                  -------
             Total shareholder's equity .......................     3,625
                                                                  -------

             Total liabilities and shareholder's equity .......   $ 4,125
                                                                  =======


       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                            September 1,
                                                For The         For The        2005
                                              Three Months    Six Months    (Inception)
                                                 Ended           Ended        Through
                                               March 31,       March 31,     March 31,
                                                  2006           2006          2006
                                               -----------    -----------    -----------
Operating expenses:
    Professional fees ......................   $       675    $     1,900    $     3,900
    Organizational costs (Note 2) ..........          --             --              800
    Contributed rent, related party (Note 2)           300            600            700
    Other ..................................          --               75             75
                                               -----------    -----------    -----------
                    Total operating expenses           975          2,575          5,475
                                               -----------    -----------    -----------

                    Loss before income taxes          (975)        (2,575)        (5,475)

Income tax provision (Note 4) ..............          --             --             --
                                               -----------    -----------    -----------

                    Net loss ...............   $      (975)   $    (2,575)   $    (5,475)
                                               ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)
                                               ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..............     1,050,000      1,044,286
                                               ===========    ===========


       See accompanying notes to condensed, unaudited financial statements

                               JACKRAY CORPORATION
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                                             Deficit
                                                                                                           Accumulated
                                               Preferred Stock          Common Stock          Additional     During
                                             --------------------   -----------------------    Paid-in     Development
                                             Shares      Amount       Shares      Amount        Capital       Stage         Total
                                             -------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at October 1, 2005 ...............      --     $     --      1,000,000   $    6,800   $      200   $   (2,900)   $    4,100

October 2005, common shares sold in
    private placement offering
    (.03 per share) (Note 3) .............      --           --         50,000        1,500         --           --           1,500

Office space contributed by an officer
   (Note 2) ..............................      --           --           --           --            600         --             600

Net loss, period ended March 31, 2006 ....      --           --           --           --           --         (2,575)       (2,575)
                                             -------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at March 31, 2006 ................      --     $     --      1,050,000   $    8,300   $      800   $   (5,475)   $    3,625
                                             =======   ==========   ==========   ==========   ==========   ==========    ==========

       See accompanying notes to condensed, unaudited financial statements


                               JACKRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                    September 1,
                                                                     For The            2005
                                                                    Six Months       (Inception)
                                                                      Ended            Through
                                                                     March 31,        March 31,
                                                                       2006             2006
                                                                    -----------      -----------
Cash flows from operating activities:
    Net loss ..................................................     $    (2,575)     $    (5,475)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Common stock issued for organizational costs (Note 2)            --                800
          Contributed rent (Note 2) ...........................             600              700
          Changes in operating assets and liabilities:
             Accrued liabilities ..............................          (1,500)             500
                                                                    -----------      -----------
                      Net cash used in
                         operating activities .................          (3,475)          (3,475)
                                                                    -----------      -----------

Cash flows from financing activities:
    Proceeds from common stock sales (Note 3) .................           1,500            7,500
                                                                    -----------      -----------
                      Net cash provided by
                         financing activities .................           1,500            7,500
                                                                    -----------      -----------

                         Net change in cash ...................          (1,975)           4,025

Cash, beginning of period .....................................           6,100              100
                                                                    -----------      -----------

Cash, end of period ...........................................     $     4,125      $     4,125
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Income taxes ...........................................     $      --        $      --
                                                                    ===========      ===========
       Interest ...............................................     $      --        $      --
                                                                    ===========      ===========


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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2006, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

Note 3:  Shareholders' Equity

During the period from September to November 2005, the Company offered for sale 500,000 shares at of its common stock at a price of $0.03 per share. The Company sold 250,000 shares for proceeds of $7,500. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officers and director.

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

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten hours per month, without compensation, to the affairs of the Company. The Company is currently operating on working capital acquired through the sale of its common stock. Should the Company not complete a business combination within the next six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

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


Part I.  Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

          No response required.

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


                                                JACKRAY CORPORATION
                                                (Registrant)


     DATE:    April 14, 2006                    BY:  /s/ James B. Wiegand
              --------------                         --------------------
                                                     James B. Wiegand
                                                     President