Form 10QSB
period 2006-12-31
Jackray CORP
filed 2008-09-16
CIK 1342138

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2006

Commission file no.: 000-30807

JACKRAY CORPORATION
(Name of Small Business Issuer in its Charter)

Colorado	68-0517011
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

3011 Yamato Rd, A-17
Boca Raton, FL	33434
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 988 - 9662

Securities  registered under Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value per share
 (Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]  No   [_]

As of December 31, 2006, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

JACKRAY CORP.
(A Development Stage Enterprise)
Balance Sheet

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$2,025

Total current assets	0	2,025

Total Assets	$0	$2,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$0
Accrued liabilities	0	3,500

Total current liabilities	0	3,500

Total Liabilities	0	3,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, authorized 5,000,000 shares; 0 issued and outstanding	0	0
Common stock, no par value, authorized 20,000,000 shares; 1,076,250 and 1,050,000 issued and outstanding	10,487	9,700
Deficit accumulated during the development stage	(10,487)	(11,175)

Total stockholders’ equity (deficit)	0	(1,475)

Total Liabilities and Stockholders’ Equity (Deficit)	$0	$2,025

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
	Three Months Ended December 31,		From August 9, 2002 (Inception) through
	2006	2005	December 31, 2006

Revenues	$0	$0	$0

Expenses
Consulting	787	0	787
Other	0	75	800
Professional fees	(1,475)	1,225	7,600
Rent contributed by a related party	0	300	1,300

Total expenses	(688)	1,600	10,487

Net loss	$688	$(1,600)	$(10,487)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,040,000

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, August 9, 2002	0	$0	$0	$0

Cash contributed	0	100	0	100
Net loss	0	0	(100)	(100)
BALANCE, September 30, 2002	0	100	(100)	0
Net loss	0	0	0	0
Balance, September 30, 2003	0	100	(100)	0
Net loss	0	0	0	0
BALANCE, September 30, 2004	0	100	(100)	(100)
Shares issued to officers	800,000	800	0	800
Sale of stock for cash	200,000	6,000	0	6,000
Office space rent contributed	0	100	0	100

Net loss	0	0	(2,800)	(2,800)

BALANCE, September 30, 2005	1,000,000	7,300	(3,200)	4,100

Sale of stock for cash	50,000	1,500	0	1,500
Office space rent contributed	0	1,200	0	1,200
Net loss	0	0	(8,275)	(8,275)

BALANCE, September 30, 2006	1,050,000	10,000	(11,475)	(1,475)

Shares issued for services	26,250	787	0	787
Net loss	0	0	688	688

ENDING BALANCE, December 31, 2006 (unaudited)	1,076,250	$10,787	$(10,787)	$0

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Cash Flows

	Three Months Ended December 31,		From August 9, 2002 (Inception) through
	2006	2005	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$688	$(1,600)	$(10,487)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	787	0	787
Contributed rent expense	0	300	1,300
Changes in operating assets and liabilities
Other current assets	0	0	0
Increase (decrease) in accrued liabilities	(3,500)	(1,500)	0

Net cash used by operating activities	(2,025)	(2,800)	(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	100
Proceeds from issuance of common stock	0	1,500	7,500

Net cash provided by financing activities	0	1,500	7,600

Net increase (decrease) in cash	(2,025)	(1,300)	0

CASH, beginning of period	2,025	6,100	0

CASH, end of period	$0	$4,800	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three months ended December 31, 2006 and 2005 is unaudited)

(1) Summary of Significant Accounting Policies

The Company JackRay Corp., (the Company), was incorporated on August 9, 2002, under the laws of the State of Colorado. The Company’s president and sole director contributed $100 to the Company to allow it to open a bank account. Following this contribution the Company remained inactive until September 1, 2005.

The Company is a United States public company and is eligible for trading on the Over-the-Counter Bulletin Board, (OTC:BB), although no shares have been traded.  The Company is available as a public shell to be acquired or to merge with another entity.  The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The following summarize the more significant accounting and reporting policies and practices of the Company:

a) Use of estimates    The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

b)  Start-Up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

c)  Net loss per share Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128).

d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.  Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

f)  Interim financial information The financial statements for the three months ended December 31, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements

(2) Stockholders’ Equity The Company has the authority to issue 50,000,000 shares of preferred stock, no par value per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors.  At December 31, 2006, no preferred stock shares were issued and outstanding.

The Company has authorized 20,000,000 shares of no par common stock. At December 31, 2006 and September 30, 2006 there were 1,076,250 and 1,050,000 shares issued and outstanding, respectively. In the year  ended  September 30, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $10,487 expiring  $2,212 and $8,275 at September 30, 2025  and 2026, respectively.  The amount recorded as deferred tax asset as of September 30, 2006 is approximately $1,600, which represents the amount of tax benefit of the loss carry-forward.

Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management’s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $10,500 accumulated from August 9, 2002 (Inception) through December 31, 2006.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the three months ended December 31, 2006 and 2005, respectively.

The Company expended ($688) and $1,600, for the three months ended December 31, 2006 and 2005, respectively on general and administrative expenses.

Future expenditure levels are expected to be nominal, generally for the purpose of maintaining the Company's stockholder records and filing requirements to comply with the Securities Exchange Act of 1934 and for initiating the Company's current business plan, as discussed previously.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

Subsequent events -  On December 27, 2007, the Company reincorporated in Nevada and increased its authorized common shares from 20,000,000 to 500,000,000. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan.

Liquidity and Capital Resources

At December 31, 2006 and 2005, respectively, the Company had working capital of  $0 and $4,800.

    It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described.

    The Company's need for capital may change dramatically as a result of the implementation of a business plan instead of a reverse merger.

    Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Net Operating Losses

    The Company has net operating loss carry-forwards of $10,500, expiring beginning September 30, 2022.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

Plan of Operation

    The Company is seeking either a viable business plan or a suitable reverse merger candidate.

    Subsequent events - On December 27, 2007, the Company reincorporated in Nevada and increased its authorized common shares from 20,000,000 to 500,000,000. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan.

Forward-Looking Statements

    This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

  ITEM 3.   CONTROLS AND PROCEDURES

    As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II

ITEM 1.   LEGAL PROCEEDINGS.

    The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    Subsequent events - On December 27, 2007, the Company reincorporated in Nevada and increased its authorized common shares from 20,000,000 to 500,000,000. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted  during the quarter ending December 31, 2006, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits  required to be filed  herewith by Item 601 of  Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JACKRAY CORP.

Dated: September 15, 2008	By:	/s/ Barry A. Ginsberg
Barry A. Ginsberg Chief Executive Officer, Chief Financial Officer