Form 10KSB
period 2007-09-30
Jackray CORP
filed 2008-09-22
CIK 1342138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
or
[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

JACKRAY CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado	000-30807	68-0517011
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	file number)	Identification No.)

3011 Yamato Rd., A-17
Boca Raton, FL	33434
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 988-9662

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value Per Share

Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.  Yes |X|    No |_|

Check if there is no disclosure  of  delinquent  filers in response to Item 405 of Regulation S-B is not contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes |_|    No |X|

State issuer's  revenues for its most recent fiscal year ended September 30, 2007: $0.

Of the 1,076,250  shares  of voting  stock of the  registrant  issued  and outstanding as of September 30, 2007, 276,250 shares were held by non-affiliates. The aggregate  market  value  of the  voting  stock  held by non-affiliates of the registrant computed by reference to the purchase price of the control block, completed September 30, 2006, of its Common Stock as reported in Form 8-K on December 29, 2006: US$ 34,531.

Transitional Small Business Disclosure Format (check one):    Yes |_|     No |X|

PART I

Item 1. Description of Business

    The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

(a)  Business Development

Jackray Corporation (the "Company" or the "Registrant"), is a Colorado corporation. We were organized under the laws of the State of Colorado on August 15, 2005 to engage in any lawful corporate undertaking, including selected mergers and acquisitions.

Our only activity to date has been to attempt to locate and negotiate with a business entity for the merger of that target company into our Company. We are now also evaluating proposals for start-up entities as well as investments/loans in/to private companies for a greater than normal return because of a higher level of risk involved.

Unless the  context  indicates  otherwise,  references  hereinafter  to the "Company",  "we",  "us" or "Jackray"  include Jackray Corporation,  a Colorado corporation.  Our principal  place of business is 3011 Yamato Rd, A-17, Boca Raton, Florida 33434, and our telephone number at that address is (561) 988-9662.

(b) Business of the Company

The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on locating a reverse merger candidate. In 2007 the Company decided to expand this business plan and seek a different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended September 30, 2007. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan at this time to use any capital raised for the purchase or sale of any plant or significant equipment. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described.
The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."
Employees
As of September 30, 2007, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations, which includes receipt of funding. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

Available Information
Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

The Company needs to raise funds in order to initiate any business plan and cover operating deficits for the foreseeable future. The Company presently does not have any revenues, nor does it anticipate operating income in the near future. No assurances can be given that the Company will be able to obtain the necessary funding remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

The Company's success is dependent upon a limited number of people.

The Company's business will be harmed if it is unable to manage growth.

The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

Increased Costs Could Affect Profitability
Costs frequently are subject to variation from one year to the next due to a number of factors. A material increase in costs at any significant level could have a significant effect on the Company's profitability.

Government regulation or changes in such regulation may adversely affect the Company's business.

The Company has and will, in the future, engage experts to assist it with respect to its operations. No assurances can be given that it will be successful in its efforts. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

The Company does not maintain insurance policies to protect against certain risks related to our operations because of the high premiums associated with insuring those risks. In other cases, insurance may not be available for certain risks. The Company does not maintain insurance policies against political risk. The occurrence of events for which the Company is not insured may affect our cash flow and overall profitability.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

The Company does not expect to pay dividends in the foreseeable future. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although eligible to be publicly traded, the Company's common stock has substantially less liquidity  than the average  trading market for a stock quoted on other national exchanges,  and our price may fluctuate dramatically in the future, once we begin trading. Although the Company's common stock is eligible to be listed for trading on the Over-the-Counter  Electronic Bulletin Board,  the trading market in the common stock has  substantially  less liquidity than the average trading market for companies quoted on other national stock exchanges.  A public trading market having the desired  characteristics of depth,  liquidity and orderliness  depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Due to limited  trading  volume,  the market price of the Company's  common stock may fluctuate  significantly  in the future,  and these  fluctuations may be unrelated to the Company's  performance. General market price  declines or overall market  volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company's current mailing address is 3011 Yamato Rd., A-17, Boca Raton, Florida 33424. The property  consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually  full-time by other  businesses of our  shareholder.  We believe that the  foregoing  space is adequate to meet our current needs and anticipate  moving our offices during the next twelve (12) months if we are able to execute our business plan.

Item 3. Legal Proceedings

 There are no material legal proceedings to which we (or any of our officers and directors in their  capacities as such) are a party or to which our property is subject and no such material  proceedings  are known by our  management to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No  matter  was  submitted  to a vote  of  our  shareholders,  through  the solicitation  of proxies or  otherwise  during the fourth  quarter of our fiscal year ended September 30, 2007, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information.  Our common stock, no par value per share (the "Common  Stock"), is eligible to be traded on the OTC Bulletin  Board market, but no trading symbol has been assigned. Our common stock is expected to be traded sporadically for a time once we begin trading and no established liquid trading market currently existence we are not yet trading.

(b)  Holders.  As of September 30, 2007,  there were  approximately thirty (30) holders of record of our common stock.

 (c) Dividend  Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

 (d) Equity  Compensation  Plans.  We have not authorized  any  compensation plans (including  individual  compensation  arrangements) under which our equity securities  have been authorized for issuance as of the end of the most recently completed  fiscal year ended  December 31, 2005.

Recent Sales of Unregistered Securities.

We did not sell any  securities  during the period  covered by this  report that were not registered  under the  Securities  Act, which was not disclosed in our 10-QSB.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on locating a reverse merger candidate. In 2007 the Company decided to expand this business plan and seek a different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended September 30, 2007. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan at this time to use any capital raised for the purchase or sale of any plant or significant equipment. In February 2007, the Company entered into a promissory note with a third party, convertible into common stock at the discretion of the lender, for $1,000,000, to be invested at the rate of $100,000 per month upon the Company either entering into an agreement for a reverse merger or the Company adopting and beginning a viable business plan. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described.

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended September 30, 2007 nor 2006. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating expenses decreased by $6,410 from $8,275 for the year ended September 30, 2006 to $1,865 for the year ended September 30, 2007. The decrease in our net operating expenses is due to a decrease professional fees from inactivity.

Net Income/Loss

Net loss decreased  $6,410 from net operating loss of $8,275 for the year ended September 30, 2006 to a net operating  loss of $1,865 for the year ended September 30, 2007. The decrease in net operating loss is due to a decrease professional fees from inactivity.

As of September 30, 2007, our accumulated deficit was $13,040.

Assets and Liabilities

Our total assets were $1,000,000 as of September 31, 2007. Our assets consisted of a promissory note receivable amounting to $1,000,000.

Total Current Liabilities as of September 30, 2007 were $1,002,553. Our demand convertible note payable is for $1,000,000.

Plan of Operation

The  Company's  plan of operation for the next twelve months is to focus on developing and implementing a new business plan whereby we evaluate different plans that are for start-up types of entities with sound plans or simple investments/loans in/to private companies that also have sound operations/plans but are in need of capital and which present better than average rates of return on such investment/loan.

Financial Condition, Liquidity and Capital Resources

At September 30, 2007, we had cash and cash  equivalents of $0.  Our working capital is presently ($2,553) and there can be no assurance that our financial  condition  will improve.  We expect to continue to have minimal  working  capital or a working  capital  deficit as a result of our current liabilities.

For the year ended September 30, 2007, we have not generated  cash flow from  operations.  We  entered  into a  Convertible  Promissory  Note ("Note") with a third party for the principal sum  of One Million Dollars, ($1,000,000), which will accrue interest at the rate of 10% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid  interest shall be due and payable on demand.

As of September 30, 2007, we had no  outstanding  debt other than the demand promissory note. The Company will seek funds from  possible  strategic and joint venture partners and  financing to cover any short term  operating  deficits and provide for long term working capital.  No assurances can be given that the Company will successfully  engage  strategic or joint  venture  partners or otherwise  obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the demand convertible note payable, which we have a balance of $1,000,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Going Concern
We have suffered recurring losses from operations and are in serious need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, affect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $13,040 at September 30, 2007 and net losses from operations of $1,865 and $8,275, respectively, for the years ended September 30, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2007 and 2006.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7. Financial Statements
Our financial statements have been examined to the extent indicated in their reports by Lawrence Scharfman, CPA for the year ended September 30, 2007 and by Cordovano and Honeck, LLP for the year ended September 30, 2006, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jackray Corporation
Boca Raton, Florida

I have audited the accompanying balance sheet of Jackray Corporation, (a development stage enterprise), as of September 30, 2007, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackray Corporation as of September 30, 2007, and the results of its operations and its cash flows for the year in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

The  accompanying  financial  statements  have been prepared  assuming that Jackray Corporation will continue as a going concern. As discussed in Note 4 to the financial  statements, Jackray Corporation suffered  recurring  losses from operations  which  raises  substantial  doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 4. The  financial  statements  do not  include any  adjustments  that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman, CPA.
Lawrence Scharfman, CPA.
Boynton Beach, Florida
June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jackray Corporation

We have audited the accompanying balance sheet of Jackray Corporation., as of September 30, 2006, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackray Corporation as of September 30, 2006, and the results of its operations and its cash flows for the year in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

The  accompanying  financial  statements  have been prepared  assuming that Jackray Corporation will continue as a going concern. As discussed in Note 4 to the financial  statements, Jackray Corporation suffered  recurring  losses from operations  which  raises  substantial  doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 4. The  financial  statements  do not  include any  adjustments  that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck, LLP.
Cordovano and Honeck, LLP.
Englewood, Colorado
November 20, 2006

JACKRAY CORP.
(A Development Stage Enterprise)
Balance Sheets
September 30,

	2007	2006

ASSETS
CURRENT ASSETS
Cash	$0	$2,025
Promissory note receivable	1,000,000	0

Total current assets	1,000,000	2,025

Total Assets	$1,000,000	$2,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,553	$0
Demand convertible note payable	1,000,000	3,500

Total current liabilities	1,002,553	3,500

Total Liabilities	1,002,553	3,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, authorized 5,000,000 shares; 0 issued and outstanding	0	0
Common stock, no par value, authorized 20,000,000 shares; 1,076,250 and 1,050,000 issued and outstanding	10,487	9,700
Deficit accumulated during the development stage	(13,040)	(11,175)

Total stockholders’ equity (deficit)	(2,553)	(1,475)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,000,000	$2,025

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Operations
Year ended September 30,

	2007	2006	From August 9, 2002 (Inception) through September 30, 2007

Revenues	$0	$0	$0

Expenses
Consulting	787	0	787
Other	0	75	800
Professional fees	1,078	7,000	10,153
Rent contributed by a related party	0	1,200	1,300

Total expenses	1,865	8,275	13,040

Net loss	$(1,865)	$(8,275)	$(13,040)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,040,000

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, August 9, 2002	0	$0	$0	$0

Cash contributed	0	100	0	100
Net loss	0	0	(100)	(100)
BALANCE, September 30, 2002	0	100	(100)	0
Net loss	0	0	0	0
Balance, September 30, 2003	0	100	(100)	0
Net loss	0	0	0	0
BALANCE, September 30, 2004	0	100	(100)	(100)
Shares issued to officers	800,000	800	0	800
Sale of stock for cash	200,000	6,000	0	6,000
Office space rent contributed	0	100	0	100

Net loss	0	0	(2,800)	(2,800)

BALANCE, September 30, 2005	1,000,000	7,300	(3,200)	4,100

Sale of stock for cash	50,000	1,500	0	1,500
Office space rent contributed	0	1,200	0	1,200
Net loss	0	0	(8,275)	(8,275)

BALANCE, September 30, 2006	1,050,000	10,000	(11,475)	(1,475)

Shares issued for services	26,250	787	0	787
Net loss	0	0	(1,865)	(1,865)

ENDING BALANCE, September 30, 2007	1,076,250	$10,787	$(13,340)	$(2,553)

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Cash Flows
Year ended September 30,

	2006	2005	From August 9, 2002 (Inception) through September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,865)	$(1,600)	$(13,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	787	0	787
Contributed rent expense	0	300	1,300
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,553	0	2,553
Increase (decrease) in accrued liabilities	(3,500)	(1,500)	0

Net cash used by operating activities	(2,025)	(2,800)	(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	100
Proceeds from issuance of common stock	0	1,500	7,500

Net cash provided by financing activities	0	1,500	7,600

Net increase (decrease) in cash	(2,025)	(1,300)	0

CASH, beginning of period	2,025	6,100	0

CASH, end of period	$0	$4,800	$0
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

The Company has authorized 20,000,000 shares of no par common stock. At December 31, 2006 and September 30, 2006 there were 1,075,250 and 1,050,000 shares issued and outstanding, respectively. In the year  ended  September 30, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $13,040 expiring $1,865,  $2,900 and $8,275 at September 30, 2027, 2026 and 2025, respectively.  The amount recorded as deferred tax asset as of September 30, 2007 is approximately $2,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $13,000 accumulated from August 9, 2002 (Inception) through September 30, 2007.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 8. Changes  In  and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

During 2008 we changed auditors from by Cordovano and Honeck, LLP to Lawrence Scharfman, CPA.

Item 8A. Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our  disclosure controls and procedures.  Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2007. Based on such evaluation, he concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth  below is the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Barry A. Ginsberg	51	Chief Executive Officer, Chief Accounting Officer, President, Secretary and Director (1)

Business Experience

The President of the Company is Barry A. Ginsberg, age 51, who assumed those positions effective as of September 30, 2006. For the past five years Dr. Ginsberg has been an optometric physician in Boca Raton, Florida. He graduated Yeshiva University in 1978 and the Pennsylvania College of Optometry in 1983.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors
Our director has received no compensation for his services as a director.
Involvement in Certain Legal Proceedings
Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.
Code of Ethics

In September 2005, we adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Barry A. Ginsberg, Chief Executive Officer, 3011 Yamato Rd., A-17, Boca Raton, Florida 33424. (561) 988-9662.

Conflicts of Interest
None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.
It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.
Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.
Item 10. Executive Compensation
The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended September 30, 2007 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($) (3)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)

Barry A. Ginsberg	2007	0	0	0	0	0	0	0
Chief Executive Officer	2006	0	0	0	0	0	0	0

Compensation of Directors
We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended September 30, 2007, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2007,  information  with respect to the beneficial  ownership of our common stock by (i) persons known by us to beneficially  own more than five percent of the outstanding  shares,  (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent
Barry A. Ginsberg	Common	800,000	74.3%

All Executive Officers and Directors as a Group (One (1) person)	Common	800,000	74.3%

______________________
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2007. As of September 30, 2007, there were 1,076,250 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 12. Certain Relationships and Related Transactions

Except as described below,  none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed  transaction to which the Company is proposed to be a party:

          (A)  any director or officer;
          (B)  any proposed nominee for election as a director;
          (C)  any person who beneficially owns, directly or indirectly,  shares carrying more than 5% of the voting rights attached to our common stock; or
          (D)  any relative or spouse of any of the  foregoing  persons,  or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits  required to be filed  herewith by Item 601 of  Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

*    Included herein

     (b) Reports on Form 8-K

During the last quarter of the fiscal year ended September 30, 2007, we did not file any reports on Form 8-K.

Item 14. Principle Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered was $0 and $5,250 for the audit of our annual  financial  statements for the fiscal year ended September 30, 2007 and 2006.

Audit-Related  Fees.  The  aggregate  fees  billed  in each of the last two fiscal years for assurance and related services by the principal accountant that are  reasonably  related  to the  performance  of the  audit  or  review  of our financial statements and not reported under the caption "Audit Fee."

Tax Fees.  The  aggregate  fees billed in each of the last two fiscal years for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice and tax planning services were $0 and $0 respectively.

All Other Fees. Other than the services described above, the aggregate fees billed  for  services  rendered  by the  principal  accountant  was  $0 and  $0, respectively, for the fiscal years ended September 30, 2007.

We have no formal audit committee.  However,  our entire Board of Directors (the  "Board") is our defacto  audit  committee.  In  discharging  its oversight responsibility as to the audit process,  the Board obtained from the independent auditors a formal written  statement  describing all  relationships  between the auditors  and us that might bear on the  auditors'  independence  as required by Independence  Standards  Board Standard No. 1,  "Independence  Discussions  with Audit  Committees." The Board discussed with the auditors any relationships that may impact their  objectivity  and  independence,  including  fees for non-audit services, and satisfied itself as to the auditors' independence.  The Board also discussed with management,  the internal  auditors and the independent  auditors the quality and adequacy of its internal  controls.  The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards  generally accepted in the United States of America,  including those described in Statement on Auditing Standards No. 61, as amended,  "Communication  with Audit Committees".  The Board reviewed the audited  consolidated  financial statements of the Company as of and for the year ended September 30, 2007 with  management  and the  independent  auditors. Management has the responsibility for the preparation of the Company's financial statements  and  the  independent  auditors  have  the  responsibility  for  the examination  of  those  statements.  Based  on the  above-mentioned  review  and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be  included  in its Annual  Report on Form  10-KSB for the year ended September 30, 2007, for filing with the Securities and Exchange  Commission.  The Board also approved the  reappointment  of Lawrence Scharfman, CPA as independent auditors.

SIGNATURES

 In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

JACKRAY CORP. (Registrant)
Dated: September 15, 2008
	By:	/s/ Barry A. Ginsberg
Barry A. Ginsberg, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry A. Ginsberg Barry A. Ginsberg	CEO, President & Director	September 15, 2008