Form 10QSB
period 2007-12-31
Jackray CORP
filed 2008-09-22
CIK 1342138

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2007

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

Common Stock, no par value per share
 (Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]  No   [_]

As of December 31, 2007, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

JACKRAY CORP.
(A Development Stage Enterprise)
Balance Sheet

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Promissory note receivable	1,000,000	1,000,000

Total current assets	1,000,000	1,000,000

Total Assets	$1,000,000	$1,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,553	$2,553
Demand convertible note payable	1,000,000	1,000,000

Total current liabilities	1,002,553	1,002,553

Total Liabilities	1,002,553	1,002,553

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, authorized 0 and 5,000,000 shares; 0 issued and outstanding	-	0
Common stock, $0.001 par and no par value, authorized 500,000,000 and 20,000,000 shares; 1,076,250 issued and outstanding	1,076	10,487
Additional paid in capital in excess of par	9,411	0
Deficit accumulated during the development stage	(13,040)	(13,040)

Total stockholders’ equity (deficit)	(2,553)	(2,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,000,000	$1,000,000

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		From August 9, 2002 (Inception) through
	2007	2006	December 31, 2007

Revenues	$0	$0	$0

Expenses
Consulting	0	787	787
Other	0	0	800
Professional fees	0	(1,475)	10,153
Rent contributed by a related party	0	0	1,300

Total expenses	0	(688)	13,040

Net loss	$0	$688	$(13,040)

Loss per weighted average common share	$0	$0

Number of weighted average common shares outstanding	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, August 9, 2002	0	$0	$0	$0	$0

Cash contributed	0	100	0	0	100
Net loss	0	0	0	(100)	(100)
BALANCE, September 30, 2002	0	100	0	(100)	0
Net loss	0	0	0	0	0
Balance, September 30, 2003	0	100	0	(100)	0
Net loss	0	0	0	0	0
BALANCE, September 30, 2004	0	100	0	(100)	(100)
Shares issued to officers	800,000	800	0	0	800
Sale of stock for cash	200,000	6,000	0	0	6,000
Office space rent contributed	0	100	0	0	100

Net loss	0	0	0	(2,800)	(2,800)

BALANCE, September 30, 2005	1,000,000	7,300	0	(3,200)	4,100

Sale of stock for cash	50,000	1,500	0	0	1,500
Office space rent contributed	0	1,200	0	0	1,200
Net loss	0	0	0	(8,275)	(8,275)

BALANCE, September 30, 2006	1,050,000	10,000	0	(11,475)	(1,475)

Shares issued for services	26,250	787	0	0	787
Net loss	0	0	0	(1,865)	(1,865)

BALANCE, September 30, 2007	1,076,250	10,787	0	(13,340)	(2,553)
Reorganization	0	(9,411)	9,411	0	0
Net loss	0	0	0	0	0
ENDING BALANCE, December 31, 2007 (unaudited)	1,076,250	$1,376	$9,411	$(13,340)	$(2,553)

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Cash Flows

	Three Months Ended December 31,		From August 9, 2002 (Inception) through
	2007	2006	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$688	$(13,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	787	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	0	0	2,553
Increase (decrease) in accrued liabilities	0	(3,500)	0

Net cash used by operating activities	0	(2,025)	(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	100
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,600

Net increase (decrease) in cash	0	(2,025)	0

CASH, beginning of period	0	2,025	0

CASH, end of period	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three months ended December 31, 2007 and 2006 is unaudited)

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

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements

f)  Interim financial information The financial statements for the three months ended December 31, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders’ Equity The Company has authorized 500,000,000 shares of $0.001 par common stock. At December 31, 2007 and September 30, 2007 there were 1,076,250 sharesissued and outstanding. In the year ended  September 30, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

On December 27, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $13,000 expiring  $2,212, $8,275and $1,865 at September 30, 2025, 2026 and 2027, respectively.  The amount recorded as deferred tax asset as of December 31, 2007 is approximately $2,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $13,000 accumulated from August 9, 2002 (Inception) through December 31, 2007.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

  ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the three months ended December 31, 2007 and 2006, respectively.

The Company expended $0 and ($688), for the three months ended December 31, 2007 and 2006, respectively on general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2007 and 2006, respectively, the Company had working capital of ($2,553) and $0

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

Net Operating Losses

The Company has net operating loss carry-forwards of $13,000, expiring beginning September 30, 2022.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

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

  ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted  during the quarter ending December 31, 2007, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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