Form 10-Q
period 2008-03-31
Jackray CORP
filed 2008-09-22
CIK 1342138

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   [X]  No   [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2008, there were 1,076,250 shares  of  voting  stock  of the  registrant  issued  and outstanding.

PART I

  ITEM 1.    FINANCIAL STATEMENTS

JACKRAY Corp.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	1,000,000	1,000,000

Total current assets	1,000,000	1,000,000

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$1,000,000	$1,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable/Accrued liabilities	$2,553	$2,553
Demand convertible note payable	1,000,000	1,000,000

Total current liabilities	1,002,553	1,002,553

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 5,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 and no par value, authorized 500,000,000 and 20,000,000 shares; issued and outstanding 1,076,250 and 1,050,000	1,076	10,487
Additional paid in capital in excess of par	9,411	0
Deficit accumulated during the development stage	(13,040)	(13,040)

Total stockholders’ equity	(2,553)	(2,553)

Total Liabilities and Stockholders’ Equity	$1,000,000	$1,000,000

The accompanying notes are an integral part of the financial statements

JACKRAY Corp.
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period from August 9, 2002 (Inception) through
	2008	2007	2008	2007	March 31, 2008

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Consulting	0	0	0	787	787
Other	0	0	0	0	800
Professional fees	0	0	0	(1,475)	10,153
Rent contributed by a related party	0	0	0	0	1,300

Total expenses	0	0	0	(688)	13,040

Net loss	$0	$0	$0	$688	$(13,040)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares	1,076,250	1,076,250	1,076,250	1,076,250

The accompanying notes are an integral part of the financial statements

JACKRAY Corp.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, August 9, 2002	0	$0	$0	$0	$0

Cash contributed	0	100	0	0	100
Net loss	0	0	0	(100)	(100)
BALANCE, September 30, 2002	0	100	0	(100)	0
Net loss	0	0	0	0	0
Balance, September 30, 2003	0	100	0	(100)	0
Net loss	0	0	0	0	0
BALANCE, September 30, 2004	0	100	0	(100)	(100)
Shares issued to officers	800,000	800	0	0	800
Sale of stock for cash	200,000	6,000	0	0	6,000
Office space rent contributed	0	100	0	0	100

Net loss	0	0	0	(2,800)	(2,800)

BALANCE, September 30, 2005	1,000,000	7,300	0	(3,200)	4,100

Sale of stock for cash	50,000	1,500	0	0	1,500
Office space rent contributed	0	1,200	0	0	1,200
Net loss	0	0	0	(8,275)	(8,275)

BALANCE, September 30, 2006	1,050,000	10,000	0	(11,475)	(1,475)

Shares issued for services	26,250	787	0	0	787
Net loss	0	0	0	(1,865)	(1,865)

BALANCE, September 30, 2007	1,076,250	10,787	0	(13,340)	(2,553)
Reorganization	0	(9,411)	9,411	0	0
Net loss	0	0	0	0	0
ENDING BALANCE, March 31, 2008 (unaudited)	1,076,250	$1,376	$9,411	$(13,340)	$(2,553)

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Statements of Cash Flows

	Six Months Ended March 31,		From August 9, 2002 (Inception) through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$688	$(13,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for organizational costs	0	0	800
Stock issued for consulting services	0	787	787
Contributed rent expense	0	0	1,300
Changes in operating assets and liabilities
Other current assets	0	0	2,553
Increase (decrease) in accrued liabilities	0	(3,500)	0

Net cash used by operating activities	0	(2,025)	(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed	0	0	100
Proceeds from issuance of common stock	0	0	7,500

Net cash provided by financing activities	0	0	7,600

Net increase (decrease) in cash	0	(2,025)	0

CASH, beginning of period	0	2,025	0

CASH, end of period	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the six months ended March 31, 2008 and 2007 is unaudited)

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

JACKRAY CORP.
(A Development Stage Enterprise)
Notes to Financial Statements

f)  Interim financial information The financial statements for the six months ended March 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders’ Equity The Company has authorized 500,000,000 shares of $0.001 par common stock. At March 31, 2008 and September 30, 2007 there were 1,075,250 shares issued and outstanding. In the quarter ended December 31, 2006, the Company issued 26,250 shares of common stock to consultants in exchange for services rendered valued at $787, or $0.03 per share.

On December 27, the Company reincorporated in Nevada and increased the authorized common stock to 500,000,000common shares with a par value of $0.001 per share. The Company also eliminated the preferred stock in the reorganization.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $13,040 expiring  $2,212, $8,275 and $1,865 at September 30, 2025,   2026 and 2027, respectively.  The amount recorded as deferred tax asset as of March 31, 2008 is approximately $2,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $13,000 accumulated from August 9, 2002 (Inception) through March 31, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

  ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the six months ended March 31, 2008 and 2007, respectively.

The Company expended $0 and ($688), for the six months ended March 31, 2008 and 2007, respectively, on general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2008 and 2007, respectively, the Company had working capital of ($2,553) and $0.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 4T.    CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 27, 2007, the Company reincorporated in Nevada and increased its authorized common shares from 20,000,000 to 500,000,000.

ITEM 3.    DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted  during the quarter ending March 31, 2008, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)  The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

           None.

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

JACKRAY CORP.

Dated: September 15, 2008	By:	/s/ Barry A. Ginsberg
Barry A. Ginsberg Chief Executive Officer, Chief Financial Officer